Form 10-Q
period 2026-09-30
Pine Tree Acquisition Corp.
filed 2026-11-13
CIK 2076561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 001-43499

Pine Tree Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	00-0000000 N/A
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

418 Broadway, #6538, Albany, NY	12207
(Address of principal executive offices)	(Zip code)

(345) 623-2740

(Issuer’s telephone number including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one right	PAXGU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	PAXG	The Nasdaq Stock Market LLC
Rights, each entitling the holder to three-fourths of one Class A ordinary share upon the completion of the Company’s initial business combination	PAXGR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of November 12, 2026, the registrant had 11,164,000 Class A ordinary shares, $0.0001 par value, outstanding and 4,928,571 Class B ordinary shares, $0.0001 par value.

Part I - Financial Information

Item 1 – Financial Statements

PINE TREE ACQUISITION CORP.

BALANCE SHEETS

	September 30, 2026 (Unaudited)	December 31, 2025 (Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$1,882	$13,714
Total current assets	1,882	13,714
Deferred offering costs associated with proposed public offering	189,794	122,592
Total assets	$191,676	$136,306

LIABILITIES AND SHAREHOLDER’S EQUITY:
LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses	$29,339	$7,512
Promissory note – related party	118,000	108,000
Related party payable	37,535	14,000
Total current liabilities	184,874	129,512
Total liabilities	184,874	129,512

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDER’S EQUITY:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized; none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized; 4,928,571 issued and outstanding (1) (2)	493	493
Additional paid-in capital	24,507	24,507
Accumulated deficit	(18,198)	(18,206)
Total shareholder’s equity	6,802	6,794
Total liabilities and shareholder’s equity	$191,676	$136,306

(1) In October 2025, the Company effected a share capitalization resulting in the issuance of 1,616,217 additional Class B ordinary shares. In June 2026, the Company issued an additional 888,030 Class B ordinary shares through a capitalization of share premium, such that the Sponsor held 4,928,571 Class B ordinary shares in the aggregate.

(2) Includes an aggregate of up to 642,857 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of the unaudited financial statements.

PINE TREE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Formation and operating costs	$-	$12,446	$-	$12,446
Loss from operations	-	(12,446)	-	(12,446)
Interest income	1	5	8	5
Net income (loss)	$1	$(12,441)	$8	$(12,441)

Weighted average shares outstanding, basic and diluted (1) (2)	4,285,714	4,285,714	4,285,714	4,285,714
Basic and diluted net income (loss) per ordinary share	$0.00	$(0.00)	$0.00	$(0.00)

(1) In October 2025, the Company effected a share capitalization resulting in the issuance of 1,616,217 additional Class B ordinary shares. In June 2026, the Company issued an additional 888,030 Class B ordinary shares through a capitalization of share premium, such that the Sponsor held 4,928,571 Class B ordinary shares in the aggregate. All share and per-share amounts throughout the unaudited financial statements have been retroactively adjusted to reflect these capitalizations.

(2) Excludes an aggregate of up to 642,857 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of the unaudited financial statements.

PINE TREE ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Class B Shares (1) (2)	Amount	Subscription Received in Advance	Additional Paid-In Capital	Accumulated Deficit	Total Shareholder’s Equity
Balance, December 31, 2024 (Audited)	4,928,571	$493	$24,507	$-	$-	$25,000
Net income (loss) for the period	-	-	-	-	-	-
Balance, March 31, 2025 (Unaudited)	4,928,571	$493	$24,507	$-	$-	$25,000
Net income (loss) for the period	-	-	-	-	-	-
Balance, June 30, 2025 (Unaudited)	4,928,571	$493	$24,507	$-	$-	$25,000
Reclassification of subscription received in advance to additional paid-in capital	-	-	(24,507)	24,507	-	-
Net loss for the period	-	-	-	-	(12,441)	(12,441)
Balance, September 30, 2025 (Unaudited)	4,928,571	$493	$-	$24,507	$(12,441)	$12,559

Balance, December 31, 2025 (Audited)	4,928,571	$493	$-	$24,507	$(18,206)	$6,794
Net income for the period	-	-	-	-	4	4
Balance, March 31, 2026 (Unaudited)	4,928,571	$493	$-	$24,507	$(18,202)	$6,798
Net income for the period	-	-	-	-	3	3
Balance, June 30, 2026 (Unaudited)	4,928,571	$493	$-	$24,507	$(18,199)	$6,801
Net income for the period	-	-	-	-	1	1
Balance, September 30, 2026 (Unaudited)	4,928,571	$493	$-	$24,507	$(18,198)	$6,802

(1) At inception, the Company issued one ordinary share with a par value of $1.00 to the Sponsor. In August 2025, the Company amended its Memorandum of Association and converted that share into 10,000 Class B ordinary shares with a par value of $0.0001 per share and issued an additional 2,414,324 Class B ordinary shares to the Sponsor. In October 2025, the Company effected a share capitalization resulting in the issuance of 1,616,217 additional Class B ordinary shares. In June 2026, the Company issued an additional 888,030 Class B ordinary shares through a capitalization of share premium, such that the Sponsor held 4,928,571 Class B ordinary shares in the aggregate.

(2) Up to 642,857 of the founder shares are subject to surrender for no consideration depending on the extent to which the underwriters’ over-allotment option is not exercised.

The accompanying notes are an integral part of the unaudited financial statements.

PINE TREE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Cash flows from operating activities:
Net income (loss)	$8	$(12,441)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(3,238)	1,699
Net cash used in operating activities	(3,230)	(10,742)

Cash flows from financing activities:
Proceeds received from Sponsor under promissory note	10,000	58,000
Deferred offering costs associated with proposed public offering	(18,602)	(25,373)
Net cash provided by (used in) financing activities	(8,602)	32,627

Net change in cash	(11,832)	21,885
Cash and cash equivalents – Beginning of period	13,714	-
Cash and cash equivalents – End of period	$1,882	$21,885

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$29,338	$6,550
Deferred offering costs paid by Sponsor, recorded as related party payable	$23,535	$12,620

The accompanying notes are an integral part of the unaudited financial statements.

PINE TREE ACQUISITION CORP.
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Pine Tree Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on May 31, 2024. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).

The Company has not selected any target business and it has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any target business regarding an initial business combination with the Company. The Company may pursue an initial business combination in any industry or geographic location that it determines is attractive and in the best interests of its shareholders.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from May 31, 2024 (inception) through September 30, 2026 relates to the Company’s formation and the Proposed Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company has generated and may continue to generate non-operating income in the form of interest income on its cash and cash equivalents and, following the Initial Public Offering (as defined below), on the funds held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

Pine Tree Sponsor Group, LLC and North Penn, LLC are the Company’s co-sponsors (collectively, the “Sponsors”).

As of September 30, 2026, the Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a proposed public offering of 10,000,000 units (the “Units,” and with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit (the “Proposed Public Offering”) and the sale of 140,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Sponsors to close simultaneously with the Proposed Public Offering (see Note 4). The underwriters were to be granted a 45-day option to purchase up to an additional 1,500,000 Units to cover over-allotments, if any (see Note 3).

The registration statement for the Proposed Public Offering was declared effective on October 5, 2026, and the Company consummated its initial public offering (the “Initial Public Offering”) on October 7, 2026, after the date of these unaudited financial statements. Refer to Note 9 – Subsequent Events for additional information regarding the Initial Public Offering and related transactions.

During 2026, the Company modified certain key terms of the Proposed Public Offering. The modified terms have been reflected in the applicable notes to the unaudited financial statements and, to the extent such modifications affected share and per-share amounts, have been retroactively reflected in the unaudited financial statements.

As of September 30, 2026, the Company’s Proposed Public Offering consisted of 10,000,000 units, or 11,500,000 units if the underwriters’ over-allotment option is exercised in full, at a purchase price of $10.00 per unit. Each unit consists of one Class A ordinary share and one right to receive three-fourths (3/4) of one Class A ordinary share upon consummation of the Company’s initial Business Combination. No fractional shares will be issued upon exchange of the rights, and holders must hold rights in multiples of four to receive whole shares. In June 2026, the Company modified the rights to entitle the holder to one-third (1/3) of one Class A ordinary share, and in September 2026 the Company further modified the rights to entitle the holder to three-fourths (3/4) of one Class A ordinary share.

The Sponsors committed to purchase an aggregate of 140,000 private placement units at a price of $10.00 per unit, for an aggregate purchase price of $1,400,000, in a private placement to close simultaneously with the Proposed Public Offering. The private placement units include rights on the same terms as the units offered in the Proposed Public Offering.

The Company was to grant Maxim Group LLC, the representative of the underwriters, a 45-day option to purchase up to 1,500,000 additional units to cover over-allotments, if any. Maxim Group LLC was to be entitled to a cash underwriting discount of $500,000 in the aggregate, payable upon the closing of the Proposed Public Offering. In addition, the Company was to issue to Maxim Group LLC and/or its designees 400,000 Class A ordinary shares, or 460,000 Class A ordinary shares if the underwriters’ over-allotment option is exercised in full, as representative shares. The representative shares do not have redemption rights or claims to funds held in the Trust Account.

In June 2026, in connection with the revised sponsor promote structure, the Company issued to Pine Tree Sponsor Group, LLC an additional 888,030 fully paid Class B ordinary shares through the capitalization of credit in the Company’s share premium account. Following this issuance, Pine Tree Sponsor Group, LLC holds an aggregate of 4,928,571 Class B ordinary shares, of which up to 642,857 Class B ordinary shares are subject to surrender for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. If the over-allotment option is not exercised, 4,285,714 founder shares will remain outstanding. All share and per-share amounts, including Class B ordinary shares, par value, additional paid-in capital, statements of changes in shareholder’s equity, weighted-average shares outstanding, and net income or loss per share, have been retroactively adjusted to reflect the share capitalizations.

The Company also modified the completion window during which it must consummate an initial Business Combination to 12 months from the closing of the Proposed Public Offering, subject to extension as described in the registration statement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Consideration

As of September 30, 2026, the Company had $1,882 in cash and a working capital deficit of $182,992.

Subsequent to September 30, 2026, on October 7, 2026, the Company consummated its Initial Public Offering and the sale of the Private Placement Units (see Note 9). Following the closing, the Company had approximately $648,140 of cash held outside the Trust Account and has sufficient liquidity to meet its working capital needs through the earlier of the consummation of a Business Combination or one year from the date of issuance of these unaudited financial statements.

In order to finance transaction costs in connection with a Business Combination, the Sponsors, the Company’s officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans, if any, would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay such loans, but no proceeds held in the Trust Account would be used to repay such loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the Company has sufficient liquidity to fund its operations for at least one year from the date these unaudited financial statements are issued. Accordingly, the conditions that raised substantial doubt about the Company’s ability to continue as a going concern in prior periods have been alleviated by the consummation of the Initial Public Offering.

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, changes in shareholder’s equity and cash flows for the interim periods presented. All share and per-share amounts have been retroactively adjusted to reflect the share capitalizations described in Notes 1 and 7. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026 or for any future periods.

The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2025 and the unaudited financial statements for the six months ended June 30, 2026 included in the Company’s final prospectus dated October 6, 2026, as filed with the SEC, and with the Company’s audited balance sheet as of October 7, 2026 included in its Current Report on Form 8-K filed with the SEC on October 14, 2026.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, it is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find the Company’s securities less attractive as a result, there may be a less active trading market for its securities and the prices of its securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. This may make comparison of the Company’s unaudited financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standard used. The Company intends to take advantage of the benefits of this extended transition period.

Use of Estimates

The preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

The Company had $1,882 in cash and cash equivalents as of September 30, 2026 and $13,714 in cash and cash equivalents as of December 31, 2025.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Proposed Public Offering. The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Upon completion of the Proposed Public Offering, offering costs are allocated to the separable financial instruments issued in the Proposed Public Offering based on their relative fair values. Offering costs allocated to the Public Shares are charged to temporary equity, offering costs allocated to the equity-classified rights and to the Class A ordinary shares included in the Private Placement Units are charged to shareholders’ equity, and offering costs allocated to liability-classified instruments are expensed as incurred. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operating expenses. As of September 30, 2026 and December 31, 2025, the Company had deferred offering costs of $189,794 and $122,592, respectively. Upon the consummation of the Initial Public Offering on October 7, 2026, the deferred offering costs were allocated as described in Note 9.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Shares of conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as a component of shareholder’s equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, upon completion of the Proposed Public Offering, the Class A ordinary shares will be presented at redemption value as temporary equity, outside of the shareholder’s equity section of the Company’s balance sheet.

The Class B ordinary shares will be classified as a component of shareholder’s equity since they are not subject to possible redemption outside of the Company’s control.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account maintained at a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. An aggregate of 642,857 Class B ordinary shares that are subject to forfeiture if the underwriters’ over-allotment option is not exercised have been excluded from the calculation of weighted average shares outstanding (see Notes 1 and 7).

At September 30, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented. All share and per-share amounts have been retroactively adjusted to reflect the share capitalizations effected in October 2025 and June 2026.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances annual and interim segment disclosures, including additional information on segment expenses, the role of the Chief Operating Decision Maker (CODM), and how segment performance is evaluated. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted. The adoption of this ASU resulted in additional disclosures but did not have a material impact on the Company’s financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires more detailed information in the effective tax rate reconciliation and income taxes paid. The Company early adopted this guidance during the year ended December 31, 2025, and the adoption did not have a material impact on its financial statements.

Management does not believe any other recently issued, but not yet effective, accounting standards will have a material impact on the Company’s unaudited financial statements.

NOTE 3 – PROPOSED PUBLIC OFFERING

Pursuant to the Proposed Public Offering, the Company offered for sale up to 10,000,000 Units (or up to 11,500,000 Units if the underwriters’ over-allotment option is exercised in full) at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share of the Company and one right to receive three-fourths (3/4) of one Class A ordinary share upon consummation of a Business Combination. No fractional shares will be issued, and holders must hold rights in multiples of four to receive whole shares. Any rights not sufficient to form a whole share will expire worthless.

On October 7, 2026, after the date of these unaudited financial statements, the Company consummated the Initial Public Offering of 10,000,000 Units (see Note 9).

NOTE 4 – PRIVATE PLACEMENT

The Sponsors committed to purchase an aggregate of 140,000 Private Placement Units at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $1,400,000, in a private placement to occur simultaneously with the closing of the Proposed Public Offering. Each Private Placement Unit is identical to the units sold in the Proposed Public Offering subject to certain exceptions. A portion of the proceeds from the Private Placement Units will be added to the proceeds from the Proposed Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period (as defined in Note 9), the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will be worthless.

On October 7, 2026, simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of the 140,000 Private Placement Units (see Note 9).

NOTE 5 – RELATED PARTY TRANSACTIONS

Promissory Note - Related Party

In August 2025, Pine Tree Sponsor Group, LLC, the sponsor, agreed to loan the Company up to $300,000 (the “Promissory Note”) to be used to pay a portion of the expenses of the Proposed Public Offering. As of September 30, 2026 and December 31, 2025, the Company had an outstanding balance of $118,000 and $108,000, respectively, under this note. The Promissory Note is non-interest bearing and is payable upon the closing of the Proposed Public Offering out of the proceeds not held in the Trust Account.

Related Party Payable

One of the Sponsors and its affiliates paid certain deferred offering and operating costs totaling $61,655 on behalf of the Company during the period from May 31, 2024 (inception) through September 30, 2026, including $23,535 of additional registration and audit-related fees paid during the three months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, $37,535 and $14,000, respectively, remained payable to the related party. These advances are non-interest bearing and payable on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsors, the Company’s officers and directors or their respective affiliates may, but are not obligated to, loan the Company Working Capital Loans as described in Note 2. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. As of September 30, 2026 and December 31, 2025, no Working Capital Loans were outstanding.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Units (including the securities contained therein), and any securities that may be issued upon conversion of Working Capital Loans (if any) will be entitled to registration rights pursuant to a registration rights agreement. This agreement requires the Company to register such securities for resale. In the case of the Founder Shares, registration rights will apply only after they are converted into Class A ordinary shares.

The holders of these securities are entitled to make up to three demands, excluding short-form demands, to register such securities. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company was to grant Maxim Group LLC (“Maxim”), the sole book-running manager, a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the public offering price, less underwriting discounts and commissions. Maxim is entitled to an underwriting discount of 4.5% of the gross proceeds, consisting of 0.5% payable in cash at the closing of the Proposed Public Offering (excluding any over-allotment Units) and 4.0% payable in ordinary shares of the Company (the “Representative Shares”). The Representative Shares will not have any redemption rights or claims to the funds held in the Trust Account. The Company also agreed to reimburse the underwriters for certain out-of-pocket expenses not to exceed $25,000. The underwriting agreement was entered into on October 6, 2026 (see Note 9).

Legal Counsel Agreement

In connection with the Company’s Proposed Public Offering, the Company engaged legal counsel for services with a total agreed fee of $225,000. As of September 30, 2026, the Company had paid a retainer of $45,000, which has been recorded in deferred offering costs. The remaining $180,000 was payable upon the closing of the Proposed Public Offering and, accordingly, no liability has been recorded as of September 30, 2026. The remaining fees were paid out of the proceeds of the Initial Public Offering at the closing on October 7, 2026.

NOTE 7 – SHAREHOLDER’S EQUITY

Ordinary Shares (Pre-Reorganization) - At inception on May 31, 2024, the Company was authorized to issue 50,000 ordinary shares with a par value of $1.00 each, for authorized capital of $50,000, and one ordinary share was issued to the Sponsor. In August 2025, the Company amended its Memorandum and Articles of Association to re-designate this ordinary share into Class B ordinary shares with a par value of $0.0001 per share and effected related changes in authorized share capital.

Subscription Received in Advance - In July 2024, Pine Tree Sponsor Group, LLC entered into a subscription agreement to acquire founder shares for an aggregate purchase price of $25,000. Prior to the effectiveness of the Company’s amended memorandum and articles of association, the Company had one ordinary share with a par value of $1.00 issued to the initial shareholder. In August 2025, upon the effectiveness of the amended memorandum and articles of association, such ordinary share was re-designated as 10,000 Class B ordinary shares with a par value of $0.0001 per share, and the Company issued 2,414,324 additional Class B ordinary shares to Pine Tree Sponsor Group, LLC, resulting in Pine Tree Sponsor Group, LLC holding 2,424,324 Class B ordinary shares. In October 2025, the Company effected a share capitalization resulting in the issuance of 1,616,217 additional Class B ordinary shares, increasing Pine Tree Sponsor Group, LLC’s holdings to 4,040,541 Class B ordinary shares. In June 2026, the Company issued 888,030 additional fully paid Class B ordinary shares to Pine Tree Sponsor Group, LLC through the capitalization of credit in the Company’s share premium account, which is presented as additional paid-in capital in the accompanying unaudited financial statements, increasing Pine Tree Sponsor Group, LLC’s holdings to 4,928,571 Class B ordinary shares in the aggregate, of which up to 642,857 Class B ordinary shares are subject to surrender for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. As of December 31, 2024, before giving retroactive effect to the subsequent share re-designation and share capitalizations described above, $24,999 of the subscription proceeds remained classified as subscription received in advance within shareholder’s equity after giving effect to the $1.00 ordinary share previously issued. In the accompanying unaudited financial statements, after giving retroactive effect to the share re-designation and share capitalizations described above, $493 is presented as Class B ordinary share par value and the remaining $24,507 is presented as subscription received in advance as of December 31, 2024. Upon completion of the share re-designation and issuance of Class B ordinary shares in August 2025, the subscription received in advance was reclassified to additional paid-in capital. All share and per-share amounts throughout the unaudited financial statements have been retroactively adjusted to reflect the share re-designation and share capitalizations described above.

Preference Shares - The Company is authorized to issue up to 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue up to 500,000,000 Class A ordinary shares, par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote per share. At September 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding. The Company’s Class A ordinary shares are considered conditionally redeemable shares and will be classified as temporary equity in accordance with guidance under ASC 480.

Class B Ordinary Shares - The Company is authorized to issue up to 50,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote per share.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders, except as required by law; provided that prior to the closing of a Business Combination, only holders of Class B ordinary shares have the right to vote on the appointment or removal of directors and on continuing the Company in a jurisdiction outside the Cayman Islands.

At inception, the Company issued one ordinary share with a par value of $1.00 to the Sponsor. In August 2025, the Company amended its Memorandum of Association and converted that share into 10,000 Class B ordinary shares with a par value of $0.0001 per share and issued an additional 2,414,324 Class B ordinary shares to the Sponsor. In October 2025, the Company effected a share capitalization resulting in the issuance of 1,616,217 additional Class B ordinary shares. In June 2026, the Company issued to the Sponsor an additional 888,030 fully paid Class B ordinary shares through the capitalization of credit in the Company’s share premium account, such that the Sponsor now holds 4,928,571 Class B ordinary shares in the aggregate. All share and per-share amounts throughout the unaudited financial statements have been retroactively adjusted to reflect these capitalizations.

The Class B ordinary shares will automatically convert into Class A ordinary shares on a one-for-one basis at the time of a Business Combination, or earlier at the option of the holder. If additional Class A ordinary shares or equity-linked securities are issued or deemed issued in excess of the amounts offered in the Proposed Public Offering and in connection with the closing of a Business Combination, the conversion ratio will be adjusted, unless waived by the holders of a majority of the Class B ordinary shares, such that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, approximately 30% of the sum of all Class A ordinary shares and Class B ordinary shares outstanding upon completion of the Proposed Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any private placement units issued to the Sponsors or their affiliates upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Rights - Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive three-fourths (3/4) of one Class A ordinary share upon consummation of the initial Business Combination, such that every four rights entitle the holder to receive three Class A ordinary shares. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the three-fourths (3/4) of one Class A ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. No rights were outstanding as of September 30, 2026.

NOTE 8 – SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the operating results of the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company has one operating and reportable segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews net income (loss), formation and operating costs, deferred offering costs associated with the Proposed Public Offering and available cash resources.

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Interest income	$1	$5	$8	$5
Formation and operating costs	-	(12,446)	-	(12,446)
Net income (loss)	$1	$(12,441)	$8	$(12,441)

	September 30, 2026	December 31, 2025
Deferred offering costs associated with the Proposed Public Offering	$189,794	$122,592
Cash and cash equivalents	$1,882	$13,714

The CODM uses net income (loss) as the measure of segment profit or loss. Net income (loss) is measured on the same basis as net income (loss) presented in the accompanying unaudited statements of operations. Accordingly, there are no reconciling items between segment net income (loss) and net income (loss). The CODM also reviews deferred offering costs and available cash resources to monitor liquidity, manage expenditures and forecast cash requirements.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 13, 2026, the date the unaudited financial statements were issued. Based upon this review, other than as disclosed below and elsewhere in these unaudited financial statements, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited financial statements.

Initial Public Offering

On October 5, 2026, the Company’s registration statement on Form S-1 was declared effective by the SEC, and the Units began trading on The Nasdaq Global Market under the symbol “PAXGU” on October 6, 2026. On October 7, 2026, the Company consummated its Initial Public Offering of 10,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one Class A ordinary share and one right to receive three-fourths (3/4) of one Class A ordinary share upon the consummation of the Company’s initial Business Combination (the “Public Rights”). On October 21, 2026, the Company announced that, commencing on or about October 23, 2026, holders of the Units may elect to separately trade the Class A ordinary shares and Public Rights included in the Units on The Nasdaq Global Market under the symbols “PAXG” and “PAXGR,” respectively. Units that are not separated continue to trade under the symbol “PAXGU.”

Over-Allotment Option

The Company granted the underwriters a 45-day option from the date of the prospectus to purchase up to 1,500,000 additional Units at the Initial Public Offering price, less underwriting discounts and commissions, to cover over-allotments, if any. The option expires on November 20, 2026. The over-allotment option is accounted for as a liability in accordance with ASC 480, and its fair value at the closing of the Initial Public Offering was $106,371. On October 15, 2026, the Company consummated the sale of an additional 600,000 Units pursuant to the underwriters’ partial exercise of the over-allotment option, generating gross proceeds of $6,000,000. As a result of the partial exercise, 257,143 Class B ordinary shares are no longer subject to forfeiture, and up to 385,714 Class B ordinary shares remain subject to forfeiture to the extent the remaining over-allotment option is not exercised before it expires on November 20, 2026.

Private Placement

Simultaneously with the closing of the Initial Public Offering on October 7, 2026, the Company consummated the sale of 140,000 Private Placement Units to the Sponsors at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $1,400,000, of which 135,000 Private Placement Units were purchased by Pine Tree Sponsor Group, LLC and 5,000 Private Placement Units were purchased by North Penn, LLC. Each Private Placement Unit consists of one Class A ordinary share and one right to receive three-fourths (3/4) of one Class A ordinary share upon the consummation of the Company’s initial Business Combination. The Private Placement Units (and the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days following the consummation of the Company’s initial Business Combination.

Representative Shares

In connection with the consummation of the Initial Public Offering, the Company issued 400,000 Class A ordinary shares (the “Representative Shares”) to Maxim and/or its designees as part of the underwriting compensation. The Representative Shares are subject to the lock-up and transfer restrictions required by FINRA Rule 5110(e)(1), have no redemption rights or claims to the funds held in the Trust Account, and are considered non-cash underwriting compensation. The fair value of the Representative Shares at the closing of the Initial Public Offering was $3,728,219 (approximately $9.32 per share). In connection with the partial exercise of the over-allotment option on October 15, 2026, the Company issued an additional 24,000 Representative Shares to an entity designated by Maxim. The fair value of the additional Representative Shares was $223,680 (approximately $9.32 per share), consistent with the fair value per Representative Share at the closing of the Initial Public Offering.

Trust Account

Following the closing of the Initial Public Offering on October 7, 2026, $100,000,000 ($10.00 per Unit) of the net proceeds from the Initial Public Offering and the sale of the Private Placement Units was placed in a U.S.-based trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee. Following the partial exercise of the over-allotment option on October 15, 2026, an additional $6,000,000 ($10.00 per Unit) was deposited in the Trust Account, for an aggregate of $106,000,000. The funds held in the Trust Account may be held in demand deposit or cash accounts or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations, until the earlier of the completion of a Business Combination or the distribution of the Trust Account. The Company has until October 7, 2027, 12 months from the closing of the Initial Public Offering, or such earlier liquidation date as the Company’s board of directors may approve, to consummate a Business Combination (the “Combination Period”), subject to extension with shareholder approval.

Transaction Costs

Transaction costs related to the Initial Public Offering amounted to $4,667,209, consisting of $500,000 of cash underwriting fees, $3,728,219 representing the fair value of the Representative Shares and $438,990 of other offering costs, including legal, audit and filing fees and the reimbursable expenses of the underwriters. Transaction costs were allocated to the separable financial instruments issued in connection with the Initial Public Offering based on their relative fair values. Costs allocated to the Public Shares were recorded as a reduction of the carrying value of the Class A ordinary shares subject to possible redemption, costs allocated to the equity-classified rights were recorded as a reduction of additional paid-in capital, and costs of $4,959 allocated to the liability-classified over-allotment option were expensed. In connection with the partial exercise of the over-allotment option on October 15, 2026, the Company incurred additional transaction costs of $223,680, representing the fair value of the 24,000 additional Representative Shares. No cash underwriting fee was payable on the over-allotment Units. As a result, aggregate transaction costs related to the Initial Public Offering, including the partial exercise of the over-allotment option, amounted to $4,890,889. The Company’s audited balance sheet as of October 7, 2026, reflecting the Initial Public Offering and the sale of the Private Placement Units, was filed with the SEC on a Current Report on Form 8-K on October 14, 2026.

Promissory Note - Related Party

The $118,000 outstanding under the Promissory Note was not repaid at the closing of the Initial Public Offering. As of the date of issuance of these unaudited financial statements, the outstanding balance of $118,000 remained payable to Pine Tree Sponsor Group, LLC.

Administrative Services Agreement

On October 6, 2026, the Company entered into an administrative services agreement with Pine Tree Sponsor Group, LLC, pursuant to which the Company will pay $1,667 per month for office space, utilities, and secretarial and administrative support. Such payments commenced on October 6, 2026, the date the Company’s securities were first listed on Nasdaq, and will continue until the earlier of the consummation of the Company’s initial Business Combination or its liquidation.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Pine Tree Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on May 31, 2024. We were formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). We have not selected any target business, and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any target business regarding an initial Business Combination. We may pursue an initial Business Combination in any industry or geographic location that we determine is attractive and in the best interests of our shareholders. Our sponsors are Pine Tree Sponsor Group, LLC and North Penn, LLC (collectively, the “Sponsors”).

We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering (as defined below) and the sale of the Private Placement Units (as defined below), our shares, debt or a combination of cash, shares and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Recent Developments

Initial Public Offering

The registration statement for our initial public offering was declared effective by the SEC on October 5, 2026, and our units began trading on The Nasdaq Global Market under the symbol “PAXGU” on October 6, 2026. On October 7, 2026, we consummated our initial public offering (the “Initial Public Offering”) of 10,000,000 units (the “Units”) at a price of $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the Class A ordinary shares included in the Units, the “Public Shares”), and one right entitling the holder to receive three-fourths (3/4) of one Class A ordinary share upon the consummation of our initial Business Combination. Commencing on or about October 23, 2026, holders of the Units may elect to separately trade the Public Shares and rights included in the Units on The Nasdaq Global Market under the symbols “PAXG” and “PAXGR,” respectively, and Units that are not separated continue to trade under the symbol “PAXGU.”

Over-Allotment Option

We granted the underwriters a 45-day option from the date of the prospectus to purchase up to 1,500,000 additional Units at the Initial Public Offering price, less underwriting discounts and commissions, to cover over-allotments, if any. On October 15, 2026, we consummated the sale of an additional 600,000 Units at $10.00 per Unit pursuant to the underwriters’ partial exercise of the over-allotment option, generating gross proceeds of $6,000,000. The unexercised portion of the over-allotment option expires on November 20, 2026. As a result of the partial exercise, 257,143 Class B ordinary shares are no longer subject to forfeiture, and up to 385,714 Class B ordinary shares remain subject to forfeiture to the extent the remaining over-allotment option is not exercised before it expires.

Private Placement

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 140,000 units (the “Private Placement Units”) to the Sponsors at a price of $10.00 per Private Placement Unit, generating gross proceeds of $1,400,000, of which 135,000 Private Placement Units were purchased by Pine Tree Sponsor Group, LLC and 5,000 Private Placement Units were purchased by North Penn, LLC. Each Private Placement Unit consists of one Class A ordinary share and one right to receive three-fourths (3/4) of one Class A ordinary share upon the consummation of our initial Business Combination. The Private Placement Units (and the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days following the consummation of our initial Business Combination.

Representative Shares

In connection with the consummation of the Initial Public Offering, we issued 400,000 Class A ordinary shares (the “Representative Shares”) to Maxim Group LLC (“Maxim”), the representative of the underwriters, and/or its designees as part of the underwriting compensation. The Representative Shares have no redemption rights or claims to the funds held in the Trust Account (as defined below). The fair value of the Representative Shares at the closing of the Initial Public Offering was $3,728,219 (approximately $9.32 per share). In connection with the partial exercise of the over-allotment option on October 15, 2026, we issued an additional 24,000 Representative Shares to an entity designated by Maxim, with a fair value of $223,680 (approximately $9.32 per share).

Trust Account

Following the closing of the Initial Public Offering on October 7, 2026, $100,000,000 ($10.00 per Unit) of the net proceeds from the Initial Public Offering and the sale of the Private Placement Units was placed in a U.S.-based trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee. Following the partial exercise of the over-allotment option on October 15, 2026, an aggregate of $106,000,000 ($10.00 per Unit sold in the Initial Public Offering, including the Units sold upon the partial exercise of the over-allotment option) has been deposited in the Trust Account. The funds held in the Trust Account may be held in demand deposit or cash accounts or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations, until the earlier of the completion of a Business Combination or the distribution of the Trust Account.

Transaction Costs

Transaction costs related to the Initial Public Offering amounted to $4,667,209, consisting of $500,000 of cash underwriting fees, $3,728,219 representing the fair value of the Representative Shares and $438,990 of other offering costs, including legal, audit and filing fees and the reimbursable expenses of the underwriters. Transaction costs were allocated to the separable financial instruments issued in connection with the Initial Public Offering based on their relative fair values, and costs of $4,959 allocated to the liability-classified over-allotment option were expensed. In connection with the partial exercise of the over-allotment option on October 15, 2026, we incurred additional transaction costs of $223,680, representing the fair value of the 24,000 additional Representative Shares, and no cash underwriting fee was payable on the over-allotment Units. As a result, aggregate transaction costs, including the partial exercise of the over-allotment option, amounted to $4,890,889. Our audited balance sheet as of October 7, 2026, reflecting the Initial Public Offering and the sale of the Private Placement Units, was filed with the SEC on a Current Report on Form 8-K on October 14, 2026.

Combination Period

We have until October 7, 2027 (12 months from the closing of the Initial Public Offering), or such earlier liquidation date as our board of directors may approve, to consummate a Business Combination (the “Combination Period”), subject to extension with shareholder approval. If we are unable to complete a Business Combination within the Combination Period and we redeem the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, the rights will expire worthless and the Private Placement Units will be worthless.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 31, 2024 (inception) through September 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described above. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on our cash and cash equivalents and, following the Initial Public Offering, expect to generate interest income on the funds held in the Trust Account. Following the Initial Public Offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2026, we had net income of $1, which consisted of interest income of $1. We did not incur any formation and operating costs during the three months ended September 30, 2026.

For the three months ended September 30, 2025, we had a net loss of $12,441, which consisted of formation and operating costs of $12,446, partially offset by interest income of $5.

For the nine months ended September 30, 2026, we had net income of $8, which consisted of interest income of $8. We did not incur any formation and operating costs during the nine months ended September 30, 2026.

For the nine months ended September 30, 2025, we had a net loss of $12,441, which consisted of formation and operating costs of $12,446, partially offset by interest income of $5.

Costs incurred that were directly related to the Initial Public Offering were recorded as deferred offering costs rather than expensed. Deferred offering costs increased from $122,592 as of December 31, 2025 to $189,794 as of September 30, 2026, and were allocated to the separable financial instruments issued in the Initial Public Offering upon its consummation on October 7, 2026.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in interest rates, inflation, tariffs and trade disputes, fluctuations in currency exchange rates, declines in consumer confidence and spending, public health considerations and geopolitical instability, including military conflicts. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude, or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity and Capital Resources

As of September 30, 2026, we had $1,882 in cash and a working capital deficit of $182,992. As of December 31, 2025, we had $13,714 in cash.

Prior to the consummation of the Initial Public Offering, our liquidity needs were satisfied through the payment of $25,000 by Pine Tree Sponsor Group, LLC to cover certain of our offering costs in exchange for the issuance of founder shares, loans under the Promissory Note (as defined below) and advances from a related party.

In August 2025, Pine Tree Sponsor Group, LLC agreed to loan us up to $300,000 (the “Promissory Note”) to be used to pay a portion of the expenses of the Initial Public Offering. The Promissory Note is non-interest bearing. As of September 30, 2026 and December 31, 2025, we had $118,000 and $108,000, respectively, outstanding under the Promissory Note. The $118,000 outstanding under the Promissory Note was not repaid at the closing of the Initial Public Offering and, as of the date of issuance of the unaudited financial statements included in this Report, remained payable to Pine Tree Sponsor Group, LLC.

In addition, one of the Sponsors and its affiliates paid certain deferred offering and operating costs totaling $61,655 on our behalf during the period from May 31, 2024 (inception) through September 30, 2026, including $23,535 of additional registration and audit-related fees paid during the three months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, $37,535 and $14,000, respectively, remained payable to the related party. These advances are non-interest bearing and payable on demand.

For the nine months ended September 30, 2026, net cash used in operating activities was $3,230, which reflected net income of $8 and a change in accounts payable and accrued expenses of $3,238. Net cash used in financing activities was $8,602, consisting of $18,602 of deferred offering costs paid, partially offset by $10,000 of proceeds received from Pine Tree Sponsor Group, LLC under the Promissory Note. As a result, cash decreased by $11,832 during the period.

For the nine months ended September 30, 2025, net cash used in operating activities was $10,742, which reflected a net loss of $12,441, partially offset by a change in accounts payable and accrued expenses of $1,699. Net cash provided by financing activities was $32,627, consisting of $58,000 of proceeds received under the Promissory Note, partially offset by $25,373 of deferred offering costs paid. As a result, cash increased by $21,885 during the period.

Following the closing of the Initial Public Offering and the sale of the Private Placement Units on October 7, 2026, we had approximately $648,140 of cash held outside the Trust Account available for working capital purposes. As of October 7, 2026, we had working capital of approximately $361,280, as reflected in our audited balance sheet included in our Current Report on Form 8-K filed with the SEC on October 14, 2026.

We intend to use substantially all of the funds held in the Trust Account, including any interest earned on the Trust Account (less income taxes payable, if any), to complete our initial Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsors, our officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans without interest or, at the lender’s discretion, up to $1,500,000 of such loans may be converted into units at a price of $10.00 per unit, which units would be identical to the Private Placement Units. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used for such repayment. As of September 30, 2026 and December 31, 2025, no Working Capital Loans were outstanding.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that we have sufficient liquidity to fund our operations for at least one year from the date the unaudited financial statements included in this Report are issued. Accordingly, the conditions that raised substantial doubt about our ability to continue as a going concern in prior periods have been alleviated by the consummation of the Initial Public Offering. We may, however, need to obtain additional financing to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

Administrative Services Agreement

On October 6, 2026, we entered into an administrative services agreement with Pine Tree Sponsor Group, LLC, pursuant to which we pay $1,667 per month for office space, utilities, and secretarial and administrative support. Such payments commenced on October 6, 2026, the date our securities were first listed on Nasdaq, and will continue until the earlier of the consummation of our initial Business Combination or our liquidation.

Registration Rights

The holders of the founder shares, the Private Placement Units (including the securities contained therein) and any securities that may be issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short-form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On October 6, 2026, we entered into an underwriting agreement with Maxim, as representative of the underwriters. Maxim is entitled to an underwriting discount of 4.5% of the gross proceeds of the Initial Public Offering, consisting of 0.5% payable in cash at the closing of the Initial Public Offering (excluding any over-allotment Units), or $500,000, and 4.0% payable in the Representative Shares. We also agreed to reimburse the underwriters for certain out-of-pocket expenses not to exceed $25,000.

Legal Counsel Agreement

In connection with the Initial Public Offering, we engaged legal counsel for services with a total agreed fee of $225,000. As of September 30, 2026, we had paid a retainer of $45,000, which was recorded in deferred offering costs. The remaining $180,000 was payable upon the closing of the Initial Public Offering and was paid out of the proceeds of the Initial Public Offering at the closing on October 7, 2026.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Deferred Offering Costs

We comply with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering, offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on their relative fair values. Offering costs allocated to the Public Shares are charged to temporary equity, offering costs allocated to the equity-classified rights and to the Class A ordinary shares included in the Private Placement Units are charged to shareholders’ equity, and offering costs allocated to liability-classified instruments are expensed as incurred.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, upon the completion of the Initial Public Offering, the Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Over-Allotment Option

The over-allotment option granted to the underwriters is accounted for as a liability in accordance with ASC 480. The fair value of the over-allotment option at the closing of the Initial Public Offering was $106,371.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. An aggregate of 642,857 Class B ordinary shares that are subject to forfeiture if the underwriters’ over-allotment option is not exercised have been excluded from the calculation of weighted average shares outstanding. At September 30, 2026 and 2025, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances annual and interim segment disclosures. The adoption of ASU 2023-07 resulted in additional disclosures but did not have a material impact on our financial statements. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. We early adopted ASU 2023-09 during the year ended December 31, 2025, and the adoption did not have a material impact on our financial statements. Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), or (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of September 30, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2024, Pine Tree Sponsor Group, LLC, one of the Company’s sponsors, paid $25,000, or approximately $0.01 per share, to cover certain of our offering costs in exchange for 2,424,324 founder shares. In October 2025, we effected a share capitalization resulting in the issuance of an additional 1,616,217 founder shares. In June 2026, we issued to Pine Tree Sponsor Group, LLC an additional 888,030 fully paid shares through the capitalization of credit in our share premium account. As a result, Pine Tree Sponsor Group, LLC holds an aggregate of 4,928,571 founder shares. After giving effect to these share capitalizations, the aggregate $25,000 purchase price represents approximately $0.005 per founder share. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

On October 7, 2026, we consummated our initial public offering (the “IPO”) of 10,000,000 units (“Units”). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (“Ordinary Shares”), and one right (“Rights”), each Right entitling its holder to receive three-fourths of one Ordinary Share upon the completion of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-292289). The registration statement was declared effective on October 5, 2026.

Simultaneously with the consummation of the IPO, the Company consummated a private placement (the “Private Placement”) of 140,000 units (“Private Placement Units”), at a price of $10.00 per Private Placement Unit, generating total proceeds of $1,400,000. The Private Placement Units were purchased by Pine Tree Sponsor Group, LLC and North Penn, LLC (the Company’s other sponsor). The Private Placement Units are identical to the Units sold in the IPO, subject to certain exceptions. The sponsors have agreed not to transfer, assign or sell any of the Private Placement Units (or underlying securities), subject to certain customary exceptions, until 30 days after the completion of the Company’s initial business combination. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

On October 15, 2026, we consummated the sale of an additional 600,000 Units pursuant to the partial exercise of the over-allotment option granted to Maxim Group LLC, as underwriter and sole book-running manager in the IPO, at $10.00 per unit, generating gross proceeds of $6,000,000.

As a result, an aggregate of $106,000,000 has been deposited in the trust account established with Continental Stock Transfer & Trust Company acting as trustee in connection with the Initial Public Offering ($10.00 per unit sold in the offering, including the partial exercise of the over-allotment option).

Transaction costs related to the IPO amounted to $4,667,209, consisting of $500,000 of cash underwriting fees, $3,728,219 representing the fair value of shares issued to the underwriters, and $438,990 of other offering costs, including legal, audit and filing fees and the reimbursable expenses of the underwriters. In connection with the partial exercise of the over-allotment option on October 15, 2026, we issued an additional 24,000 Class A ordinary shares to an entity designated by Maxim Group LLC, with a fair value of $223,680, and no additional cash underwriting fee was payable. As a result, aggregate transaction costs, including the partial exercise of the over-allotment option, amounted to $4,890,889.

For a description of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Form 10-Q. There has been no material change in the planned use of the proceeds from the Initial Public Offering and the Private Placement as described in our final prospectus related to the Initial Public Offering.

Item 5 – Other Information

During the quarter ended September 30, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

** These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINE TREE ACQUISITION CORP.

Dated: November 13, 2026	By:	/s/ Wei Qian
Wei Qian
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

